Form 10-K
THORNBURG MORTGAGE SECURITIES TRUST 2002-4
filed 2003-03-27
CIK 1207971

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56240-09


        Thornburg Mortgage Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2002-4 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class I-A                         1
             Class II-A                        1
             Class III-A                       1
             Class IV-A                        1
             Class B-1                         1
             Class B-2                         1
             Class B-3                         1
             Class B-4                         1
             Class B-5                         1
             Class B-6                         1
             Class R-I                         1
             Class R-II                        1

             Total:                           12


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) Light House Community Bank, as Servicer <F2>
       g) National City Mortgage Co, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) Light House Community Bank, as Servicer <F2>
       g) National City Mortgage Co, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F2>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) Light House Community Bank, as Servicer <F2>
       g) National City Mortgage Co, as Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) ABN Amro Mortgage Group, as Servicer <F3>
       b) Cenlar FSB, as Servicer <F3>
       c) Colonial Savings, F.A., as Servicer <F3>
       d) First Republic Bank, as Servicer <F4>
       e) Gateway Bank, as Servicer <F3>
       f) Light House Community Bank, as Servicer <F3>
       g) National City Mortgage Co, as Servicer <F3>


   (b) On January 09, 2003 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed Herewith.

  <F3> Certification has been received.

  <F4> Certification has not been received.


                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Thornburg Mortgage Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2002-4 Trust
    (Registrant)



  Signed:  Wells Fargo Bank Minnesota, N.A., as Master Servicer


  By:      Kristen Ann Cronin, Vice President

  By: /s/  Kristen Ann Cronin, Vice President

  Dated: March 27, 2003

  Sarbanes-Oxley Certification


I, Kristen Ann Cronin, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Thornburg Mortgage Securities Corporation Mortgage Pass-Through Certificates Series 2002-4 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am respnsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group, as Servicer, Cenlar FSB, as Servicer, Colonial Savings, F. A., as Servicer, Gateway Bank, as Servicer, Light House Community Bank, as Servicer and National City Mortgage Co, as Servicer.


      Date: 3/27/2003


      Kristen Ann Cronin
      Signature


      Vice President
      Title







  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Ex-99.1 (a)

Ernst & Young   (logo)

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301
Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABN AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

In our opinion, management's assertion, that except for noncompliance with the minimum servicing standard for escrow funds, AAMG complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, manangement, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

January 20, 2003

A Member Practice of Ernst & Young Global


  Ex-99.1 (c)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
301 Commerce Street
City Center Tower II
Suite 1900
Fort Worth TX 76102-4183
Telephone (817) 810 9998
Facsimile (817) 877 2260
          (817) 332 2710

Report of Independent Accountants

To the Board of Directors and Stockholder
Colonial Savings, F.A.
Fort Worth, Texas

We have examined management's assertion about Colonial Savings, F.A. ("Colonial")compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2002 included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

December 10, 2002

  Ex-99.1 (f)

Grant Thornton   (logo)

Accountants and Management Consultants

Independent Accountants' Report

To Lighthouse Community Bank

We have examined management's assertion about Lighthouse Community Bank's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers (USAP) as of and for the year ended September 30, 2002 included in the accompanying management assertion. Management is responsible for Lighthouse Community Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Lighthouse Community Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Lighthouse Community Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that Lighthouse Community Bank complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2002, is fairly stated in all material respects.

/s/ Grant Thronton LLP

Cincinnati, Ohio
December 6, 2002

  Ex-99.1 (g)

ERNST & YOUNG   (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405

Phone: (216) 861-5000
www.ey.com

Report on Mangement's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global

  Ex-99.2 (a)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have preformed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

Escrow funds were not returned to mortgagors within 30 calendar days of payoff for 2 out of the 25 loans tested.

As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 20, 2003

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


  Ex-99.2 (c)

COLONIAL
SAVINGS     (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

December 10, 2002

As of and for the year ended September 30, 2002, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,000,000.

/s/ Jim E. DuBose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer

2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com


  Ex-99.2 (f)

LIGHTHOUSE
BANKING * INVESTMENTS
INSURANCE * MORTGAGES     (logo)



As of and for the year ended September 30, 2002, lighthouse Financial Services, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Lighthouse Financial Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $2,850,000 and $3,000,000, respectively.


/s/ Terry L. Rohlfing
Terry L. Rohlfing, President


October 24, 2002



Lighthouse Financial Servies 9 Office Park Road P.O. Box 25000 Hilton Head Island, SC 29925 (843) 341-3000 Fax (843) 341-3010

Lighthouse Community Bank * Lighthouse Investment Advisors * Lighthouse Mortgage Corporation * Sunbelt Commercial Captial * Carswell * Lighthouse Insurance

  Ex-99.2 (g)

National City
Mortgage        (logo)

National City Mortage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report on Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evalution, we assert that during the year ended December 31, 2002, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the amount of $40 million.

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

  Ex-99.3 (a)(i)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illnois 60706-1283

www.mortgage.com


CERTIFICATE OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc.,
(the "participant"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2002, with respect to performance under the

and

2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2003.


ABN AMRO Mortgage Group, Inc.

By: /s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


  Ex-99.3 (a)(ii)

ABN-AMRO    (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com

ANNUAL SERVICING CERTIFICATION

To Whom It May Concern:

Pursuant to the Servicing Agreement(s) between us, we certify with respect to each mortgage loan serviced for you, that as of December 31, 2002 except otherwise noted below:

1. All (a) taxes, assessments and other governmental charges levied against the mortgaged premises, (b) ground rents payable with respect to the mortgaged premises, if any, and (c) premiums on applicable FHA or private mortgage insurance, if any, which would be delinquent if not paid, have been paid.

2. Hazard Insurance coverage on the improvements on the mortgaged premises in the form and amount and with the coverage required by the Servicing Agreement is in effect.

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


  Ex-99.3 (c)

COLONIAL
SAVINGS     (logo)

ANNUAL CERTIFICATE FOR THE
Thornburg Home Loans Inc.
Investor # 3533

In accordance with the Sale and Servicing Agreement for the refenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the agreement:

1. As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement.

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year.

5. All inspections have been made as required by the Agreement.

It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS: (if any)_________________________________

A review of activities with respect to performance under the Agreement during the year preceding the last anniversary date of the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of the below date in the fulfillment of any obligations under the Agreement other than the events of default, if any, which have been listed below with the nature and status thereof:

EVENTS OF DEFAULT: (if any):___________________________

PARTICIPANT: COLONIAL SAVINGS, F.A.

SIGNED: /s/ Cary W. Adams
TITLE: Cary W. Adams, Senior Vice President
DATED: March 24, 2003


2626A West Freeway, Fort Worth, Texas 76102 Office: 817-390-2000 www.colonialsavings.com



  Ex-99.3 (f)


We1ls Fargo Bank Minnesota. N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention:  Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect:

(E) All real estate taxes, gorvernmental assessments and any other expenses accured and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota. N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



Certified By:

/s/

Vice President
Title

2/8/03
Date



   Ex-99.3 (g)

National City
Mortgage            (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Wells Fargo Bank Minnesota NA
Attn: Dionne Waldron, Master Servicing
9062 Old Annapolis Road
Columbia, Maryland 21045

RE: Officer's Certification-National City Mortgage

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year;

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

d.  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota NA;

f.  All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Mary Beth Criswell
Mary Beth Criswell

Vice President
Title

March 11, 2003
Date



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   I-A                           924,385.18           357,664.08                0.00            328,384,735.92
   II-A                          752,809.62         9,558,972.80                0.00            181,464,027.20
   III-A                       1,327,512.35        13,525,327.47                0.00            292,092,272.53
   IV-A                           72,773.29             8,534.47                0.00             15,416,365.53
   B-1                            38,032.63             3,351.26                0.00             10,387,648.74
   B-2                            22,185.64             1,954.89                0.00              6,059,445.11
   B-3                            14,262.15             1,256.71                0.00              3,895,343.29
   B-4                             4,754.54               418.95                0.00              1,298,581.05
   B-5                             3,168.96               279.23                0.00                865,520.77
   B-6                             9,509.12               837.90                0.00              2,597,174.10
   R-I                                 0.00                50.00                0.00                      0.00
   R-II                                0.00                50.00                0.00                      0.00