Form 10-K
THORNBURG MORTGAGE SECURITIES TRUST 2002-4
filed 2004-03-30
CIK 1207971

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56240-09


        Thornburg Mortgage Securities Corporation
        Mortgage Pass-Through Certificates
        Series 2002-4

     (Exact name of registrant as specified in its charter)


   Delaware                                         Pending
                                                    90-0073156
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class I-A                            3
             Class II-A                           3
             Class III-A                          3
             Class IV-A                           3
             Class B-1                            3
             Class B-2                            3
             Class B-3                            4
             Class B-4                            3
             Class B-5                            3
             Class B-6                            3
             Class R-I                            1
             Class R-II                           1

             Total:                              33


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

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Sun Trust Mortgage Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Sun Trust Mortgage Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cenlar FSB, as Servicer <F1>
       c) Colonial Savings, F.A., as Servicer <F1>
       d) First Republic Bank, as Servicer <F1>
       e) Gateway Bank, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Sun Trust Mortgage Inc, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 4, 2003, December 4, 2003, and January 6, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Thornburg Mortgage Securities Corporation
     Mortgage Pass-Through Certificates
     Series 2002-4
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Kristen Ann Cronin, Vice President

  By: /s/ Kristen Ann Cronin, Vice President

  Dated:  March 29, 2004



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

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



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


     Date: March 29, 2004

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title




Ex-99.1 (a)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Scars Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301

Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
LaSalle Bank Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2003, Management is responsible for AAMG's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the AAMG's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the AAMG's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the AAMG complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January 30, 2004

A Member Practice of Ernst & Young Global






  Ex-99.1 (b)

(logo) KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion, included in the accompanying report, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31,2003. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

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

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP
KPMG LLP
February 20, 2004




KPMG LLP, a U.S. limited liability partnarship, is the U.S.
member firm of KPMG International, a Swiss cooperative.



  Ex-99.1 (c)

(LOGO) Price Waterhouse Coopers




Report of Independent Auditors

To the Board of Directors and Stockholder of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003, included in the accompanying management assertion (Exhibit I). Management is responsible for Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003, is fairly stated, in all material respects.

/s/ Pricewaterhouse Coopers, LLP
December 5, 2003




  Ex-99.1 (d)

(Logo) KPMG

Three Embarcadero Center
San Francisco, CA 94111



Independent Accountants' Report


The Board of Directors
First Republic Bank:


We have examined management's assertion that First Republic Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003 included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that First Republic Bank complied with the aforementioned minimum servicing standards during the year coded
December 31, 2003 is fairly stated, in all material respects.



/s/ KPMG LLP


February 20, 2004



  Ex-99.1 (e)


(logo)
INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Gateway Bank, F.S.B.

We have examined management's assertion about Gateway Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) with respect to mortgages master-serviced by Wells Fargo Bank Minnesota, NA for Thornberg Mortgage Home Loans, Inc. as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for Gateway Bank, F.S.B.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that Gateway Bank, F.S.B. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ Perry-Smith, LLP


February 11, 2004



  Ex-99.1 (f)

(LOGO) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, inc1uded in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year-ended December 31, 2003. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 25, 2004

A Member Practice of Ernst & Young Global



  Ex-99.1 (g)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
McLean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Auditors


To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:



We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers LLP
PriceWaterhouseCoopers LLP
March 12, 2004


  Ex-99.2 (a)

ABN AMRO Mortgage (Logo)

loan Administration

4242 Norm Harlem Avenue
Norridge, Illinois 60706

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of LaSalle Bank Corporation) are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the AAMG's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Bank complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, LaSalle Bank Corporation had in effect a fidelity bond in the amount of $500,OOO,00O and an error and omissions policy in the amount $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 30, 2004

A Division of ABN AMRO Mortgage Group, Inc.

Affiliate Banks: LaSalle Bank N.A. Standard Federal Bank N.A.




Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.2 (b)

(logo) Cenlar
Central Loan Administration & Reporting




February 20, 2004



Management Assertion

As of and for the year ended December 31, 2003, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.


/s/ Michael W. Young
Michael W. Young
Chief Executive Officer


/s/ Gregory S. Tornquist
Gregory S. Tornquist
Chief Financial Officer


/s/ Steve W. Gozdan
Steve W. Gozdan
Chief Operating Officer







Po Box 77400.Ewing, NJ 08628.609-883-3900






  Ex-99.2 (c)

COLONIAL
SAVINGS      (logo)

Management's Assertation Concerning Compliance
With USAP Minimum Servicing Standards

December 12, 2003

As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.

/s/ Jim E. Dubose
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
Donna Dempsey
Executive Vice President, Chief Financial Officer




  Ex-99.2 (d)


First Republic Bank    (logo)
It's a privilege to serve you


KPMG LLP
Three Embarcadero Center, Suite 2000
San Francisco, CA 94111


February 20, 2004


Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about First Republic Bank's (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Associarion of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for the purpose of expressing an opinion as to whether management's assertion is farily stated, in all material respects.

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

4. As of and for the year ended and December 31, 2003, First Republic Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

5. We have disclosed to you all known noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimim servicing standards.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliante with the minimum servicing standards, including communications received between the end of the period addressed in management's assertion and the date of the independent accountants' report.

9. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003.

Very truly yours,

First Republic Bank

/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York


First Republic Bank    (logo)
It's a privilege to serve you


As of and for the year December 31, 2003, First Republic Bank (the Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association Uniform Single Attestaticn Progrom for Mortgage Bankers. As of and for this same period, the Bank had in effect fidelity bond insurance policies of $25,000,000 and errors and ommissions insurance policy in the amount of $5,000,000.


/s/ James H. Herbert II
James H. Herbert II
President and Chief Executive Officer
February 20, 2004


/s/ Katherine August-de Wilde
Katherine August-de Wilde
Executive Vice President and Chief Operating Officer
February 20, 2004


/s/ Willis H. Newton, Jr.
Willis H. Newton, Jr.
Executive Vice President and Chief Financial Officer
February 20, 2004


/s/ Nancy Segreto
Nancy Segreto
Vice President Loan Operations.
February 20, 2004


San Francisco  Los Angeles   Santa Barbara   San Diego   Las Vegas    New York




  Ex-99.2 (e)

(LOGO) GATEWAY BANK, F.S.B.

Perry-Smith LLP
400 Capitol Mall, Suite 1200
Sacramento, CA 95814

As of and for the year ended December 31, 2003, Gateway Bank, F.S.B. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to mortgages master-serviced by Wells Fargo Bank Minnesota, NA for Thornburg Mortgage Home Loans, Inc. As of and for this same period, Gateway Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $3,000,000.00 and $5,000,000.00, respectively.


/s/ James McHugh
2/11/04
James McHugh, Loan Administration Officer





/s/ Jared L Book
2/11/04
Jared Book, Sr. Vice President and CFO


  Ex-99.2 (f)

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed our evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2003 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $200 million.

/s/ Steven M. Scheid
Steven M. Scheid, Senior Vice President

February 25, 2004


Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.2 (g)

SunTrust Mortgage, Inc.
901 Semmes A venue
Richmond, VA 23224

(Logo) SUNTRUST

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2004

As of and for the year ended December 31,2003, Sun Trust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") (see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of$150 million and a SunTrust Banks, Inc mortgage errors and omissions policy in the amount of $25 million.



/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/ Jack Purcell
Jack Purcell
Senior Vice President, Loan Administration



Exhibit II
USAP MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliation shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts, These reconciliations shall:

..be mathematically accurate;

..be prepared within forty-five (45) calendar days after the cutoff date;

..be Review and approved by someone other then the person who has prepared the

Reconciliation; and

..document explanations for reconciling items, these reconciling items shall be

Resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an Investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository' institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.






III. DISBURSEMENTS, continued


3. Tax and insurance payments shall be made on or bet ore the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment Was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checkS, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING


1. The servicing entity's investor reports shall agree with, or reconcile to, investor's records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. MORTGAGOR LOAN ACCOUNTING


1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect 01'1 the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.




  Ex-99.3 (a)


(logo)ABNAMRO Mortgage

Loan Administration

4242 N. Harlem Ave.
Norridge, Illinoise 60706

ANNUAL STATEMENT OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc., ("ABN AMRO"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, review of the activities of ABN AMRO Mortgage Group, Inc, during the preceding calendar year ending December 31,2003, with respect to performance under the Agreement referenced in the attached.


2. To the best of my knowledge, based on such review ABN AMRO has, as of the last day of said preceding calendar year, fulfilled all of its material obligations under said Agreement.

In witness whereof the undersigned has signed this Annual Statement of Compliance on this 1st day of March, 2004.

ABN AMRO Mortgage Group, Inc.

By: /s/ Richard F. Geary
Richard F. Geary
Group Senior Vice President




A Division of ABN AMRD Mortgage Group. Inc. Affiliate Banks: LaSalle Bank, N.A., Standard Federal Bank, N.A.


Wells Fargo Bank Minnesota, National Association

BAF03002 2003-2 INV. 845
BSL03001 2003-1 INV.740
BST01001 2001-1 INV.601
BST01003 2001-3 INV.740
BSTOIO04 2001-4 INV.601
BST03006 2003-6 INV.837
BST03007 2003-7 INV.837
CIT03001 2003-1 INV.724
MAL03009 2003-9 INV. 849
MLM03A04 2003-A4 INV.836
SAMO3CL1 2003-CLI INV. D72
THB02004 2002-4 INV.795
THB03003 2003-3 INV. 795
WFM03003 INV. 724
WFM03004 INV. 724
WFM03005 INV.724
WFM03006 INV.724
WFM03009 INV.724





  Ex-99.3 (b)

CENLAR Federal Savings Bank

2003 Annual Certification

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

5) All appropriate Federal, State, IRS and Regulatory legislation have been complied with, including but not limited to: the reporting of interest to mortgagors and on abandonment's of foreclosures for all mortgaged properties serviced in your behalf.

6) The paid status of all taxes and assessments is maintained relative to all mortgaged properties in your behalf.

7) Due diligence and standard acceptable collection practices are exercised to collect past due loans, inspections of abandoned REO or properties in foreclosure are performed routinely on all loans serviced in your behalf.

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


/s/ George T. Schwartz
George T. Schwartz
Senior Vice President
Loan Servicing

3/5/04
Date




  Ex-99.3 (c)

(LOGO) Colonial Savings

ANNUAL CERTIFICATE FOR THE
Wells Fargo Bank MN, NA
INVESTOR # 3146, 3164, 3173, 3532, 3337, 3409, 3531, 3743, 3355, 3472, 3532

In accordance with the Sale and Servicing Agreement for the referenced program, I, the undersigned, hereby certify as to each mortgage loan being serviced by the below named institution that as of the preceding anniversary date of the
Agreement:

1 As an "Officer" of the below named institution as such term is defined in the Agreement and being authorized to issue this Annual Certificate.

2. All real estate taxes and special assessments of any nature, relating to the mortgage loans, have been paid as and when due.

3. The insurance policies are fully paid and comply with the Agreement

4. Analysis has been made to insure sufficient monies are being collected in escrow for the current year

5. All inspections have been made as required by the Agreement


It is further certified that,

To the best of my knowledge and upon reasonable investigation, the servicing of the mortgage loans during the year preceding the last Anniversary date of the Agreement has been conducted in compliance with the Agreement except for such exceptions as have been set forth below:

EXCEPTIONS:  (if any)

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

EVENTS OF DEFAULT: (if any)

PARTICIPANT: COLONIAL SAVINGS, F.A.
SIGNED /s/ Cary Adams
TITLE: Cary W. Adams, Senior Vice President

DATED: December 31, 2003


2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-39(degree)-2000 www.colonialsavings.com




  Ex-99.3 (d)

Exhibit "A"


Wel1s Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

R.E: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the follow1ng for the 2003 fisca1 year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

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


Certified By:
/s/ Nancy Segreto
Nancy Segreto, Officer

Title: Vice President

Date: 3/18/04


  Ex-99.3 (e)

(logo) Gateway Bank, F.S.B.

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

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

Certified By:
/s/ James McHugh
Officer


Loan Administration Officer
Title

February 11, 2004
Date



  Ex-99.3 (f)

National City Mortgage Co.
232 Newmark Drive. Miamisburg, Ohio 45342
Mortgage Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

EMC
C/o Wells Fargo Bank Minnesota NA
Attn: Mike Williams
9062 Old Annapolis Road
Columbia, Maryland 21045


RE: Officer's Certification -National City Mortgage Investor Number 436

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

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

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to EMC c/o Wells Fargo Bank Minnesota NA;

f. All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Mary Beth Criswell
Officer Mary Beth Criswell

Vice President
Title

February 13, 2004
Date


No one Cares More!




  Ex-99.3 (g)

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

(logo) SunTrust

WELL FARGO BK MINNESOTA
ATTN: CHARLES NEWELL
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045-1951
SELLER/SERVICER# 0539

RE: ANNUAL SERVICING CERTIFICATION
In connection with the loans serviced by SunTrust Mortgage, Inc. for WELL FARGO BK MINNESOTA, I, the undersigned officer, hereby certify the following as December 31, 2003:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes verification of payment with taxing authorities for non-impound accounts.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined policy of $150,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payment adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Annette Holman-Foreman
(signature)
Annette Holman-Foreman. VP
(name and title)

DATE: March 10,2004

310229







  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   I-A                            9,017,861.28         53,648,345.54                 0.00             274,736,390.39
   II-A                           6,452,401.28         92,529,266.46                 0.00              88,934,760.74
   III-A                         10,694,814.56        176,550,824.79                 0.00             115,541,447.75
   IV-A                             792,067.05          2,657,978.36                 0.00              12,758,387.18
   B-1                              432,392.30             37,351.13                 0.00              10,350,297.62
   B-2                              252,228.13             21,788.10                 0.00               6,037,657.01
   B-3                              162,146.06             14,006.58                 0.00               3,881,336.70
   B-4                               54,054.23              4,669.34                 0.00               1,293,911.71
   B-5                               36,027.83              3,112.17                 0.00                 862,408.59
   B-6                              108,108.98              9,338.73                 0.00               2,587,835.38
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00